Form 10-Q
period 2017-10-31
EMPEROR PAPER INDUSTRIES LTD
filed 2017-12-20
CIK 1705458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-219193

EMPEROR PAPER INDUSTRIES LTD.
(Exact name of registrant as specified in its charter)

Delaware	47-1376029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5050 Quorum Drive, Suite 700 Dallas, TX 75254
(Address of principal executive offices, including zip code)

(972) 687-9055
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of December 7, 2017, 12,752,670 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Emperor Paper Industries Ltd.

 Quarterly Report on Form 10-Q

Period Ended October 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPEROR PAPER INDUSTRIES LTD.
BALANCE SHEETS (unaudited)

	October 31, 2017	April 30, 2017

ASSETS
Current assets
Cash & cash equivalents	$ 24,557	$ -
Total Current Assets	24,557	-

Fixed assets, net of accumulated depreciation	10,108	-
Deposits	27,629	-

Total assets	$ 62,294	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Related party note payable	$ 46,907	$ 3,175

Current liabilities	46,907	3,175

Deposit from investors	136,663	-

Total liabilities	183,570	3,175

Stockholders' deficit
Preferred stock, $0.0001 par value, 25,000,000 shares
authorized; none outstanding	-	-
Common stock; $0.0001 par value, 150,000,000 shares
authorized; 12,752,670 shares issued and outstanding	1,275	1,275
Stock subscription receivable	-	(9,153)
Additional paid - in capital	7,877	7,877
Accumulated deficit	(130,428)	(3,175)

Total stockholders' deficit	(121,276)	(3,175)
Total liabilities and stockholders' deficit	$ 62,294	$ -

The accompanying notes are an integral part of these financial statements.

EMPEROR PAPER INDUSTRIES LTD.
STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended October 31, 2017	For the Six Months Ended October 31, 2017

Revenue	$ -	$ -

Cost of revenue	-	-
Gross profit	-	-

Salaries and wages	92,823	92,823
Operating expenses	13,344	20,602
Professional fees	8,419	8,419
Rent expense	5,387	5,387
Depreciation expense	22	22
Operating loss	(119,995)	(127,253)

Net loss before income taxes	(119,995)	(127,253)
Income tax expense	-	-
Net loss	$ (119,995)	$ (127,253)

Loss per share - basic and diluted	$ (0.03)	$ (0.04)

Weighted average shares - basic and diluted	3,580,227	3,580,227

The accompanying notes are an integral part of these financial statements.

EMPEROR PAPER INDUSTRIES LTD.
STATEMENT OF CASH FLOWS
(unaudited)
For the Six Months Ended October 31, 2017

OPERATING ACTIVITIES
Net loss	$ (127,253)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization expense	22
Changes in Operating Assets and Liabilities
Deposits	(27,629)
Related party note payable	43,732
Net Cash Flows used in operating activities	(111,129)

INVESTING ACTIVITIES
Purchase of fixed assets	(10,130)
Net Cash Flows used in investing activities	(10,130)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	9,153
Deposit from investors	136,663
Net Cash Flows provided financing activities	145,816

Net increase in cash & cash equivalents	24,557
Cash & cash equivalents, beginning of period	-

Cash & cash equivalents, end of period	$ 24,557

Supplemental cash flow information:
Income tax paid	$ -
Interest paid	$ 21

The accompanying notes are an integral part of these financial statements.

EMPEROR PAPER INDUSTRIES LTD.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Emperor Paper Industries Ltd. (“Emperor Paper” or “the Company”) was incorporated on April 6, 2017, under the laws of the State of Delaware. The Company’s operations to date include issuing shares to its original shareholders, assigning new members to our Board of Directors including a Chairman of the Board, hiring employees, conducting market research, developing and launching the Company’s business plan, developing the Company’s closed-loop recycling facility design plans, soliciting cities in which to locate the Company’s facilities, and negotiating with those cities, potential suppliers and vendors. The Company is developing paper recycling facilities which will engage in manufacturing 100 percent recycled paper using office waste paper, used coffee cups and used white cotton clothing.  The Company is in the process of setting up paper manufacturing plants in the State of Texas and in the Province of Alberta, Canada.

Basis of Presentation

The accompanying consolidated balance sheet as of October 31, 2017, which has been derived from the Company’s consolidated financial statements as of that date, and the financial information of the Company for the period from 6-months ended October 31, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the period 6-months ended October 31, 2017 are not necessarily indicative of the results that may be expected for the entire year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The financial statements presented herein reflect the consolidated financial results of the Company and its wholly owned subsidiary, Emperor Paper Industries Ltd., an Alberta corporation incorporated by the Company with no operations prior to August 30, 2017, and from which the Company now conducts its Canadian operations.  All significant intercompany transactions and balances have been eliminated upon consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The cash and cash equivalents were $24,557 as of October 31, 2017.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of October 31, 2017.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of October 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of October 31, 2017, there were no outstanding dilutive securities.

RECENT ACCOUNTING PRONOUNCEMENTS

On February 25, 2016, FASB issued ASU-2016-02-Leases.The amendments in this Update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management has determined that the impact of adopting this ASU is immaterial.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained net losses of $130,428 for the period from April 6, 2017 (inception) to October 31, 2017. The Company had an accumulated deficit of $130,428 as of October 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

NOTE 4 - LOANS FROM RELATED PARTIES

Emperor Argo Paper Ltd., and the Company’s CEO advanced money to Emperor Paper in the amount of $46,907.  Terms of the note were due upon demand at 0% interest.

NOTE 5 - STOCKHOLDERS’ EQUITY

During the period from April 6, 2017 (inception) to April 30, 2017, the Company issued 12,752,670 common shares for $9,153 in a subscription receivable.  During the 6-months ended October 31, 2017, the Company received $9,153 for the stock subscriptions receivable.  No shares were issued during the period ended October 31, 2017.

The Company is authorized to issue 150,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of October 31, 2017, 12,752,670 shares of common stock and no shares of preferred stock were issued and outstanding.

During the six-month period ended October 31, 2017, the Company received $136,663 in proceeds, in exchange for future stock issuances, which are accounted for as an investor liability as the shares are not yet issued, but will be issued pending regulatory approvals.

NOTE 6 - LEASE

The Company entered into an office agreement (“Lease”) with Regus as of June 7, 2017 for office space in Dallas Texas. The Lease was updated as of August 1, 2017, with a lease term of 24 months. The monthly rent starts at $845.

On September 19, 2017, the Company entered into a 3-year lease for rent of an office space in Edmonton, Alberta, Canada.  The Company will pay $3,000 a month, plus a 5% general sales tax for the first year.  The Company has a first-year commitment of $36,000 of lease expense, plus $7,800 of general sales tax.

Below is the commitment as of October 31:

October 31,
2018	$ 46,140
2019	$ 46,140
2020	$ 33,000
Thereafter	-

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date at which the consolidated financial statements were available to be issued, and has determined that there are the following subsequent events requiring disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”:

On November 22, 2017, the Company entered into commercial purchase contract for the acquisition of approximately 10 acres in Edmonton, Alberta, Canada.  The agreed upon purchase amount is $598,525, requiring a $100,000 deposit, and the Company is planning to develop its first closed-loop recycling facility in Canada on that acreage.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, they should not be regarded as a representation by Emperor Paper Industries Ltd., or any other person, that such expectations will be achieved. The business and operations of Emperor Paper Industries Ltd. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

Results of Operations

Overview

Emperor Paper Industries Ltd. (“Emperor Paper” or “the Company”) was incorporated on April 6, 2017, under the laws of the State of Delaware. The Company’s operations to date include issuing shares to its original shareholders, assigning new members to our Board of Directors including a Chairman of the Board, hiring employees, conducting market research, developing and launching the Company’s business plan, developing the Company’s closed-loop recycling facility design plans, soliciting cities in which to locate the Company’s facilities, and negotiating with those cities, potential suppliers and vendors. The Company is developing paper recycling facilities which will engage in manufacturing 100 percent recycled paper using office waste paper, used coffee cups and used white cotton clothing. The Company is in the process of setting up paper manufacturing plants in the State of Texas and in the Province of Alberta, Canada.

Rajan Ahluwalia is a director of the Company and serves as its Chief Executive Officer, Secretary and Treasurer. There are two directors of the Company.

Results of Operations

The Company generated no revenues for the three-month period ended October 31, 2017.

The Company had a net loss of $127,253 for the period ended October 31, 2017, which resulted from operating losses of $127,253 primarily consisting of officer and employee salaries, office operating expenses including equipment, furniture and office supplies, rent, and professional fees.

Lease

The Company entered into an online virtual office agreement (“Lease”) with Regus as of June 7, 2017, for office space in Dallas, Texas. The Lease was converted to a lease for physical office space as of August 1, 2017, with a lease term of 24 months, and with the monthly rent adjusted to $845/month.

On September 19, 2017, the Company entered into a 3-year lease for rent of office space in Edmonton, Alberta, Canada. The Company will pay $3,000/month, plus a 5% general sales tax for the first year. The Company has a first-year commitment of $36,000 of lease expense, plus $7,800 of general sales tax.

Equipment Financing

The Company has no existing equipment financing arrangements.

Potential Revenue

The Company expects to earn potential revenue from sales of its paper products once it begins operations at its initial planned facilities. Once fully operational, each of the Company’s production plants is expected to produce 1,200 tons of recycled paper product per month. The Company has not yet started construction an any facilities although it has entered into a contract to acquire approximately 10 acres in Edmonton, Alberta, Canada, on which the Company plans to locate one of its closed-loop recycling facilities, and the Company is in negotiations to acquire acreage in Lockhart, Texas, on which it would locate another of its facilities.

Liquidity and Capital Resources

The Company had cash of $24,557 as of October 31, 2017. The Company had working capital deficit of $22,350 as of October 31, 2017.

For the period ended October 31, 2017, the Company used cash of $111,129 in its operations. The Company incurred losses of $127,253.

For the period ended October 31, 2017, the Company used $10,130 in its investing activities. The Company purchased office equipment.

For the period ended October 31, 2017, the Company was provided $145,816 as proceeds from the issuance of common stock and deposits of $136,663 for stock to be issued at a later date.

The Company does not anticipate that it will generate revenue sufficient to cover its planned operating expenses, and the Company must obtain additional financing in order to develop and implement its business plan and proposed operations. If the Company is not successful in generating sufficient revenues and/or obtaining additional funding to develop its business plan and proposed operations, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

Since its inception, the Company has devoted substantially all of its efforts to business planning, market research and development, raising capital, recruiting management and staff, facility design planning, and negotiations with various locales within which the Company may locate its initial closed-loop recycling facilities. Although the Company has entered into a contract to acquire acreage in Edmonton, Alberta, Canada, and is in negotiations regarding the acquisition of land in Lockhart, Texas, the Company has not yet started construction on any of its facilities, which would need to be completed prior the Company having the ability to sell its planned closed-loop recycled paper products. Accordingly, the Company is considered to be in the development stage. The Company has not generated revenues from its operations, and there is no assurance of future revenues. The Company’s proposed activities will necessitate significant uses of capital beyond 2017.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. The Company anticipates requiring up to $100 million of additional financing to fulfill its business goals and develop as planned. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans.

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offerings, the Company’s ability to continue to execute and expand its business plan or strategy over the next two years will be jeopardized.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Subsequent Events

Management has evaluated subsequent events according to the requirements of ASC Topic 855, and has determined that there were no material reportable subsequent events to be disclosed other than the below:

On November 22, 2017, the Company entered into commercial purchase contract for the acquisition of approximately 10 acres in Edmonton, Alberta, Canada.  The agreed upon purchase amount is $598,525, requiring a $100,000 deposit, and the Company is planning to develop its first closed-loop recycling facility in Canada on that acreage.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of October 31, 2017, the Company had an accumulated deficit of $130,428. This condition, in addition to operating losses in prior years, raise substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations and the ability to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company intends to continue to serve its customers as remodeler, landlord, and financing provider. There is no assurance that we will be successful in achieving any or all of these objectives.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Critical Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

The Company’s significant accounting policies were presented as Note 2 to the consolidated financial statements in our Annual Report. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ended October 31, 2017, covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the fiscal quarter ended October 31, 2017, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings in which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficiary of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares were issued during the three months ended October 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed* as a part of this report:

Number	Description
3.1	Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1/A filed on August 29, 2017)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on July 7, 2017)
10.1	Note with Rajan Ahluwalia (incorporated by reference to our Registration Statement on Form S-1/A filed on August 17, 2017)
31.1

Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emperor Paper Industries Ltd.

Date: December 20, 2017	By:	/s/ Rajan Ahluwalia
Rajan Ahluwalia
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 20, 2017	/s/ Rajan Ahluwalia
Rajan Ahluwalia, Chief Executive Officer, Principal Financial Officer Principle Accounting Officer, and Chairman of the Board of Directors

December 20, 2017	/s/ Sean Bryant
Sean Bryant, Member of the Board of Directors