Form 10-Q
period 2018-01-31
EMPEROR PAPER INDUSTRIES LTD
filed 2018-05-11
CIK 1705458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of April 10, 2018, 12,752,670 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Emperor Paper Industries Ltd.

 Quarterly Report on Form 10-Q

Period Ended January 31, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPEROR PAPER INDUSTRIES LTD.
CONDENSED BALANCE SHEETS

	January 31, 2018	April 30, 2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	-	$ -
Total Current Assets	-	-
Fixed assets, net of accumulated depreciation	14,859	-
Deposits	24,629	-
Total assets	39,488	$ -
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Checks drawn in excess of bank balance	4,688	-
Accounts Payable	2,575	-
Accrued Management Payroll	39,509	-
Other Accruals	1,095	-
Liability for unissued shares	141,873
Related party note payable	58,019	3,175
Current liabilities	247,759	$ 3,175
Total liabilities	247,759	$ 3,175
Stockholders' deficit
Preferred stock, $0.0001 par value, 25,000,000 shares
authorized; none outstanding	-	-
Common stock; $0.0001 par value, 150,000,000 shares
authorized; 12,752,670 shares issued and outstanding	1,275	1,275
Stock subscription receivable	-	(9,153)
Additional paid - in capital	7,877	7,877
Accumulated deficit	(217,423)	(3,175)

Total stockholders' deficit	(208,271)	(3,175)
Total liabilities and stockholders' deficit	39,488	$ -

The accompanying notes are an integral part of these financial statements.

EMPEROR PAPER INDUSTRIES LTD.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended January 31, 2018	For the Nine Months Ended January 31, 2018
Revenue	$ -	$ -
Cost of revenue	-	-
Gross profit	-	-
Salaries and wages	57,263	150,086
Operating expenses	7,193	25,971
Professional fees	11,044	21,288
Rent expense	9,945	15,332
Depreciation expense	1,173	1,195
Operating loss	(86,619)	(213,872)
Other income and expenses
Foreign currency transaction gain or loss	(376)	(376)
Total other income and expense	(376)	(376)
Net loss before income taxes	(86,994)	(214,248)
Income tax expense	-	-
Net loss	$ (86,994)	$ (214,248)
Loss per share - basic and diluted	$ (0.02)	$ (0.05)
Weighted average shares - basic and diluted	4,687,661	4,687,661

The accompanying notes are an integral part of these financial statements.

EMPEROR PAPER INDUSTRIES LTD.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)
For the Nine Months Ended January 31, 2018
OPERATING ACTIVITIES
Net loss	$ (214,248)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization expense	1,194
Changes in Operating Assets and Liabilities
Deposits	(4,629)
Accounts Payable	2,575
Accrual Payroll	39,509
Other Accruals	1,095
Net Cash Flows used in operating activities	(174,504)
INVESTING ACTIVITIES
Purchase of land	(20,000)
Purchase of fixed assets	(16,054)
Net Cash Flows used in investing activities	(36,054)
FINANCING ACTIVITIES
Checks drawn in excess of bank balance	4,688
Deposit from investors	141,873
Related party note payable	54,844
Proceeds from issuance of common stock	9,153
Net Cash Flows provided financing activities	210,558
Net increase in cash and cash equivalents	-
Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	$ -
Supplemental cash flow information:
Income tax paid	$ -
Interest paid	$ 21
The accompanying notes are an integral part of these financial statements.

EMPEROR PAPER INDUSTRIES LTD.

Notes to Financial Statements

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

Basis of Presentation

The accompanying unaudited balance sheet as of January 31, 2018, which has been derived from the Company’s financial statements as of that date, and the financial information of the Company for the period 9-months ended January 31, 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the 9-months period ended January 31, 2018 are not necessarily indicative of the results that may be expected for the entire year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and deposits at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The cash and cash equivalents were $0 as of January 31, 2018.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost.  Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.  Expenditures for maintenance and repairs are charged to expense.  When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the accounts and the resultant gain or loss is reflected in income.

Depreciation is provided using the straight-line method, based on useful lives of the assets which range from three to ten years.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors.  Based on this assessment there was no impairment at January 31, 2018.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of January 31, 2018.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of January 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

REVENUE RECOGNITION

The Company will recognize revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of January 31, 2018, there were no outstanding dilutive securities.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – DEPOSITS

The Company has deposits of $24,629 that relate to office space leases, $20,000 of which relates to a commercial purchase contract for the acquisition of approximately 10 acres in Edmonton, Alberta, Canada.

NOTE 4 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained net losses of $214,248 for the nine months ended January 31, 2018. The Company had an accumulated deficit of $217,423 as of January 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 5 - LOANS FROM RELATED PARTIES

Emperor Argo Paper Ltd., and the Company’s CEO advanced money to Emperor Paper in the amount of $58,019.  Terms of the note were due upon demand at 0% interest.

NOTE 6 - STOCKHOLDERS’ EQUITY

During the period from April 6, 2017 (inception) to April 30, 2017, the Company issued 12,752,670 common shares for $9,153 in a subscription receivable.  During the nine months ended January 31, 2018, the Company received $9,153 for the stock subscriptions receivable.  No shares were issued during the period ended January 31, 2018.

The Company is authorized to issue 150,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of January 31, 2018, 12,752,670 shares of common stock and no shares of preferred stock were issued and outstanding.

During the nine-month period ended January 31, 2018, the Company received $141,873 in proceeds, in exchange for future stock issuances, which are accounted for as an investor liability as the shares are not yet issued, but will be issued pending regulatory approvals.

NOTE 7 - LEASE

The Company entered into an office agreement (“Lease”) with Regus as of June 7, 2017 for office space in Dallas Texas. The Lease was updated as of August 1, 2017, with a lease term of 24 months. The monthly rent starts at $845.

On September 19, 2017, the Company entered into a 3-year lease for rent of an office space in Edmonton, Alberta, Canada.  The Company will pay C$3,000 a month, plus a 5% general sales tax for the first year.  The Company has a first-year commitment of C$36,000 of lease expense, plus $7,800 of general sales tax.

Below is the commitment as of January 31, 2018:

April 30,
2018	C$42,295
2019	C$46,140
2020	C$33,000
Thereafter	-

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date at which the financial statements were issued, and has determined that there are no subsequent events requiring disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

Results of Operations

The Company generated no revenues for the three and nine-month periods ended January 31, 2018.

The Company had a net loss of $83,994 and $211,248 for the three-month and nine-month period ended January 31, 2018 respectively, which resulted from operating losses of $211,248 primarily consisting of officer and employee salaries, office operating expenses including equipment, furniture and office supplies, rent, and professional fees.

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

Liquidity and Capital Resources

The Company had no cash as of January 31, 2018. The Company had working capital deficit of $247,759 as of January 31, 2018.

For the period ended January 31, 2018, the Company used cash of $174,504 in its operations. The Company incurred losses of $214,248.

For the period ended January 31, 2018, the Company used $36,054 in its investing activities. The Company purchased office equipment and made a $20,000 deposit as part of a commercial purchase contract for the acquisition of approximately 10 acres in Edmonton, Alberta, Canada.  The agreed upon purchase amount is $598,525, requiring a $100,000 deposit, and the Company is planning to develop its first closed-loop recycling facility in Canada on that acreage.

For the period ended January 31, 2018, the Company was provided $210,558 as proceeds from the issuance of common stock, $54,844 from a related party note payable and deposits of $141,873 for stock to be issued at a later date.

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, market research and development, raising capital, recruiting management and staff, facility design planning, and negotiations with various locales within which the Company may locate its initial closed-loop recycling facilities. Although the Company has entered into a contract to acquire acreage in Edmonton, Alberta, Canada, and is in negotiations regarding the acquisition of land in Lockhart, Texas, the Company has not yet started construction on any of its facilities, which would need to be completed prior the Company having the ability to sell its planned closed-loop recycled paper products. Accordingly, the Company is considered to be in the development stage. The Company has not generated revenues from its operations, and there is no assurance of future revenues. The Company’s proposed activities will necessitate significant uses of capital beyond 2018.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of January 31, 2018, the Company had an accumulated deficit of $214,423. This condition, in addition to operating losses in prior years, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s significant accounting policies were presented as Note 2 to the financial statements in our Annual Report. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the period ended January 31, 2018, covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the fiscal quarter ended January 31, 2018, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

No shares were issued during the nine months ended January 31, 2018.

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

Emperor Paper Industries Ltd.

Date: May 11, 2018	By:	/s/ Rajan Ahluwalia
Rajan Ahluwalia
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 11, 2018	/s/ Rajan Ahluwalia
Rajan Ahluwalia, Chief Executive Officer, Principal Financial Officer Principle Accounting Officer, and Chairman of the Board of Directors